Form 10-K/A
period 1998-12-31
NATIONSBANC MONTGOMERY FUNDING CORP MR PS TH CT SR 1998-03
filed 1999-12-17
CIK 1073408

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                   FORM 10-K/A
                                   Amendment 1

(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-62301-01

                      Nationsbanc Montgomery Funding Corp.
                       Mortgage Pass-Through Certificates
                               Series 1998-3 Trust
             (Exact name of registrant as specified in its charter)



New York                          52-2132147
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

     Yes   X          No ___

     Not applicable

This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 25, 1999, on behalf of Nationsbanc Montgomery Funding Corp. Mortgage Pass-Through Certificates Series 1998-3 Trust established pursuant to a Pooling and Servicing Agreement among Nationsbanc Montgomery Funding Corp., as Depositor, Nationsbanc Mortgage Corp., as Master Servicer, and Norwest Bank Minnesota, National Association, as Trustee, pursuant to which the Nationsbanc Montgomery Funding Corp. Mortgage Pass-Through Certificates Series 1998-3 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual Independent Accountants' Servicing
                     Reports concerning servicing activities for the year ended December 31, 1998.

                     a)   NationsBanc Mortgage Corporation <F1>

              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   NationsBanc Mortgage Corporation <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   NationsBanc Mortgage Corporation <F1>

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders. <F2>

            (b) On November 5, 1998 a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.

                 On December 04, 1998, a report on Form 8-K was filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c)  Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

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

Nationsbanc Montgomery Funding Corp.
Mortgage Pass-Through Certificates
Series 1998-3 Trust

Signed:   Norwest Bank Minnesota, N.A., as Trustee

By:   Sherri J. Sharps, Vice president
By:  /s/  Sherri J. Sharps, Vice president

Dated:  December 15, 1999



Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

                     a)   NationsBanc Mortgage Corporation <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   NationsBanc Mortgage Corporation <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   NationsBanc Mortgage Corporation <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.